Form 10QSB
period 1995-09-30
JACQUES MILLER REALTY PARTNERS LP III
filed 1995-11-03
CIK 757775

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period.........to.........

                         Commission file number 0-14534


                     JACQUES-MILLER REALTY PARTNERS L.P. III
        (Exact name of small business issuer as specified in its charter)


          Delaware                                            62-1217852
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

   1834 Madison Street
   Clarksville, Tennessee                                       37043
(Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number (615) 648-3301



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                   JACQUES-MILLER REALTY PARTNERS L.P. III

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)

                               September 30, 1995


 Assets
   Cash                                                             $223,751

 Liabilities                                                            None

 Net Assets                                                         $223,751

[FN]

                 See Accompanying Notes to Financial Statements

b)                   JACQUES-MILLER REALTY PARTNERS L.P. III

               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (Unaudited)




                                 Limited
                               Partnership    General       Limited
                                  Units      Partners      Partners       Total

 Net assets in liquidation
    at December 31, 1994         15,189       $8,027        $217,601     $225,628
 Interest income                     --           62           6,160        6,222
 Administrative expenses             --          (81)         (8,018)      (8,099)
 Net assets in liquidation at
    September 30, 1995           15,189       $8,008        $215,743     $223,751

[FN]

                 See Accompanying Notes to Financial Statements

c)                   JACQUES-MILLER REALTY PARTNERS L.P. III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying financial statements are prepared on the liquidation basis of accounting since the Partnership has no operating assets remaining. Upon payment of the withholding tax settlement discussed in Item 3 and a final distribution to partners, the Partnership will be liquidated in the fourth quarter.

The Registrant has settled an assessment from the Indiana Department of Revenue for withholding taxes related to the sale of Chesapeake Landing Apartments in 1989. See Item 3 for further discussion.




ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Registrant sold its remaining property, Willow Creek Apartments, on June 18, 1991. The Registrant has no other assets other than its remaining cash of

$223,751 at September 30, 1995.

   The Registrant incurred a net decrease in net assets in liquidation of $1,877 for the nine months ended September 30, 1995. Income consists primarily of interest income. Expenses include primarily printing costs, postage and legal fees.

   The investment objective of capital growth has not been attained by the Registrant. A final distribution of cash is anticipated to be made after the settlement noted in Item 3 below has been paid.


ITEM 3.     LEGAL PROCEEDINGS

      The Registrant has received an assessment from the Indiana Department of Revenue in the amount of approximately $40,000. The assessment related to allegedly required withholding of taxes for all non-resident partners of Indiana resulting from their distributive share of partnership income in Indiana generated by the sale of Chesapeake Landing Apartments in 1989. It is Management's opinion that the assessment represents expenses of the limited partners and, therefore, no provision has been made in the financial statements of the Registrant. During the fourth quarter, a settlement of $19,190 was agreed upon by the Partnership and the Indiana Department of Revenue. This settlement (representing $13,093 for withholding taxes and $6,097 for interest) will be paid in the fourth quarter. The withholding tax payment of $13,093 will be considered a distribution to the limited partners.


                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            (b)   Reports on Form 8-K:

                  None filed during the quarter ended September 30, 1995.


                                   SIGNATURES


   In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              JACQUES-MILLER REALTY PARTNERS L.P. III

                              By:   Jacques-Miller, Inc.
                                    Corporate General Partner



                              By:   /s/C. David Griffin
                                    C. David Griffin
                                    President and Chief Operating Officer


                              Date: November 3, 1995