Form 10KSB
period 1995-12-31
JACQUES MILLER REALTY PARTNERS LP III
filed 1996-03-14
CIK 757775

FORM 10-KSB--Annual or Transitional Report
                 (Added by 34-30968, eff. 8/13/92, as amended.)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-14534

                    JACQUES-MILLER REALTY PARTNERS, L.P. III
                 (Name of small business issuer in its charter)

       Delaware                                               62-1217852
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                  29602
(Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]



                                     PART I

Item 1. Description of Business

    Jacques-Miller Realty Partners, L.P.III (the "Registrant") is a Delaware limited partnership formed in November 1984.

    The Registrant originally invested in three properties. All of these properties have been either sold or foreclosed upon.

    The terms of the transactions between the Registrant and affiliates of the General Partners of the Registrant are set forth in Item 12 below to which reference is hereby made for a description of such terms and transactions.

Employees

    There were no full-time employees of the Registrant at December 31, 1995. During 1995 and 1994, management and administrative services were provided by Insignia Financial Group, Inc. See Item 12. "Certain Relationships and Related Transactions" for further discussion of the affiliates and the compensation and reimbursement from the Registrant during 1995 and 1994.


Item 2.  Description of Property

    During 1995 and 1994, no properties were owned by the Registrant.


Item 3.  Legal Proceedings

    In 1989, the Partnership sold an apartment complex located in Indiana which resulted in a gain for federal and state tax purposes. In December of 1991, the Indiana Department of Revenue (the "Department") issued a notice of proposed assessment in the amount of $30,685 in tax, $6,115 in interest and $3,069 in penalty to the Partnership. This assessment related to allegedly required withholding of taxes for all non-resident partners of Indiana resulting from their distributive share of partnership income in Indiana resulting from this property sale. In November of 1995, after several years of negotiating, the Partnership entered into a settlement agreement with the Department resulting in the following:

    (1) The Partnership would not be liable for income tax withholding on amounts paid or credited to any of its limited partners.

    (2) The Partnership would remit to the Department adjusted gross income tax withholding of $19,190, including $6,097 in interest, for amounts paid or credited to its non-resident general partners during 1989.

    (3) The Department waived all penalties for unpaid withholding taxes.


    (4) The Department, upon payment of the tax withholding noted in (2) above, cancelled the outstanding assessments, demand notices and tax warrants issued against the Partnership for any taxable year prior to January 1, 1990.

    (5) The Department agreed that the Partnership and its partners would not be liable for Indiana income tax withholding for any taxable year ending prior to January 1, 1990, and would be released and discharged from any such liability.

    The settlement of $19,190 paid to the Department has been reflected as a distribution on behalf of the general partners in the accompanying statement of changes in net assets in liquidation. The resolution of this contingency enabled the Partnership to distribute its remaining cash to the partners and liquidate the Partnership in 1995.


Item 4. Submission of Matters to a Vote of Security Holders

    The Registrant did not submit any matter to a vote of its security holders during the fiscal year covered by this report.


                                     PART II


Item 5. Market for Partnership Equity and Related Partner Matters

    In 1995, the Partnership paid all administrative and liquidation costs and made a final distribution to partners of $209,252. The Partnership was legally terminated as of December 31, 1995, at which time the remaining Units were cancelled.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

    The Partnership paid all administrative and liquidation costs in 1995 and was terminated in December.

Results of Operations

    The Registrant incurred a decrease in net assets in liquidation of $225,628 for the year ended December 31, 1995. Income consisted of only interest income. Expenses included audit and tax fees, printing costs, and postage. Total distributions to Partners included $19,190 allocated to the general partners for the settlement of the Indiana tax issue in the fourth quarter of 1995 (See Note C of the Financial Statements).

Item 7.  Financial Statements

JACQUES-MILLER REALTY PARTNERS L.P. III

LIST OF FINANCIAL STATEMENTS



        Independent Auditors' Report

        Statement of Net Assets in Liquidation - December 31, 1995

        Statements of Changes in Net Assets in Liquidation - Years ended December 31, 1995 and 1994

        Notes to Financial Statements



                Report of Ernst & Young LLP, Independent Auditors



The Partners
Jacques Miller Realty Partners L. P. III


We have audited the accompanying statement of net assets in liquidation of Jacques Miller Realty Partners L.P. III as of December 31, 1995, and the related statements of changes in net assets in liquidation for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Jacques Miller Realty Partners L. P. III as of December 31, 1995, and the results of its changes in net assets in liquidation for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles applied on the liquidation basis of accounting.


                                             /s/ERNST & YOUNG LLP


Greenville, South Carolina
 March 4, 1996

                     JACQUES-MILLER REALTY PARTNERS L.P. III

                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                December 31, 1995



 Assets                                                             $   None

 Liabilities                                                            None

 Net Assets in liquidation (Notes A and C)                          $   None

                 See Accompanying Notes to Financial Statements

                     JACQUES-MILLER REALTY PARTNERS L.P. III

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                        Limited
                                      Partnership    General      Limited
                                         Units      Partners      Partners     Total
 Net assets in liquidation
    December 31, 1993                    15,189     $  8,162     $230,924     $239,086

 For the year ended
    December 31, 1994:

 Interest income                             --           64        6,374        6,438

 Administrative expenses                     --         (199)     (19,697)     (19,896)

 Net assets in liquidation at
    December 31, 1994                    15,189        8,027      217,601      225,628

 For the year ended
    December 31, 1995:

 Interest income                             --           79        7,842        7,921

 Administrative expenses                     --         (243)     (24,054)     (24,297)

 Reallocation of capital                     --       13,228      (13,228)          --

 Distribution to Partners (Note C)      (15,189)     (21,091)    (188,161)    (209,252)

 Net assets in liquidation at
    December 31, 1995                      None         None         None         None

                 See Accompanying Notes to Financial Statements

                     JACQUES MILLER REALTY PARTNERS L.P. III

                          Notes to Financial Statements

                                December 31, 1995


Note A   Organization and Significant Accounting Policies

Organization

Jacques Miller Realty Partners L.P. III (the "Partnership") is a Delaware limited partnership that was organized in November 1984 to acquire and operate residential and commercial real estate properties. The Partnership sold its last remaining property in 1991. The Partnership was legally terminated as of December 31, 1995.


Basis of Presentation

The accompanying financial statements are prepared on the liquidation basis of accounting since the Partnership has no operating assets remaining.


Allocations to Partners

Net earnings (loss) of the Partnership and taxable income (loss) are allocated 99% to the limited partners and 1% to the general partners. Distributions of available cash (cash flow) and profits from sales dispositions are allocated among the limited partners and the general partners in accordance with the agreement of limited partnership.


Note B   Transactions with Affiliated Parties

On   December  31,  1991,  an  affiliate  of   Insignia  Financial  Group,  Inc.
("Insignia") acquired substantially all of the assets of Jacques-Miller, Inc. However, the General Partner Interest of the Partnership was not acquired. As a result of a separate Advisory Agreement between the Partnership and IFGP Corporation, an affiliate of Insignia, Insignia and its affiliates succeeded to those asset management and property management duties previously performed by Jacques-Miller, Inc.

No fees were charged to the Partnership by Insignia and its affiliates in 1994 or in 1995.

Note C   Indiana Tax Issue

In 1989, the Partnership sold an apartment complex located in Indiana which resulted in a gain for federal and state tax purposes. In December of 1991, the Indiana Department of Revenue (the "Department") issued a notice of proposed assessment in the amount of $30,685 in tax, $6,115 in interest and $3,069 in penalty to the Partnership. This assessment related to allegedly required withholding of taxes for all non-resident partners of Indiana resulting from their distributive share of partnership income in Indiana resulting from this property sale. In November of 1995, after several years of negotiating, the Partnership entered into a settlement agreement with the Department resulting in the following:

    (1) The Partnership would not be liable for income tax withholding on amounts paid or credited to any of its limited partners.

    (2) The Partnership would remit to the Department adjusted gross income tax withholding of $19,190, including $6,097 in interest, for amounts paid or credited to its non-resident general partners during 1989.

    (3) The Department waived all penalties for unpaid withholding taxes.

    (4) The Department, upon payment of the tax withholding noted in (2) above, cancelled the outstanding assessments, demand notices and tax warrants issued against the Partnership for any taxable year prior to January 1, 1990.

    (5) The Department agreed that the Partnership and its partners would not be liable for Indiana income tax withholding for any taxable year ending prior to January 1, 1990, and would be released and discharged from any such liability.

    The settlement of $19,190 paid to the Department has been reflected as a distribution on behalf of the general partners in the accompanying statement of changes in net assets in liquidation. The resolution of this contingency enabled the Partnership to distribute its remaining cash to the partners and liquidate the Partnership in 1995.

Item 8. Changes  in  and  Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosure

      None.

                                    PART III


Item 9.  Directors and Executive Officers

      The General Partners of the Registrant were:

      Jacques-Miller, Inc., a Tennessee Corporation
      J.M. Realty III, A Tennessee general partnership

      Jacques-Miller, Inc., the Managing General Partner, was formed under the laws of the State of Tennessee in 1972.

      The principal executive officer and director of the Managing General Partner was:

       Name                   Age                            Position

C. David Griffin              49                  President, Chief Operating
                                                  Officer and Director
Biographies

    C. David Griffin. Mr. Griffin became President and Chief Operating Officer of Jacques-Miller, Inc. in August 1987. He is an officer and director of Jacques-Miller Property Management, Inc. and several other wholly owned subsidiaries of Jacques-Miller, Inc., all of which render ancillary services to the partnerships sponsored by the General Partners. From 1972 to 1981, Mr. Griffin, a CPA, was a partner of Blankenship, Summar & Associates, an accounting firm.

    J.M. Realty III is a Tennessee general partnership whose constituents are Messrs. John F. Jacques, Robert Bond Miller, Mitchum E. Warren, Jr., C. David Griffin, and F.S.C. Realty Advisory Corp., a Georgia company formed in May 1982, and FN Equities, Inc., a California company formed in May 1983. F.S.C. Realty Advisors Corporation is a wholly owned subsidiary of Financial Services Corporation, the parent company of FSC Securities Corporation and Westamerica Financial Corporation, two of the Selling Agents herein. FN Equities, Inc. is an affiliate of one of the Selling Agents, Financial Network Investment Corporation.

Insignia Transaction

    On December 31, 1991, an affiliate of Insignia Financial Group, Inc. ("Insignia") of Greenville, South Carolina acquired substantially all of the assets of Jacques-Miller, Inc. (the Managing General Partner of the Registrant) including Jacques-Miller's property management organization. However, the General Partner Interest of the Registrant was not acquired. As a result of a separate Advisory Agreement between the Registrant and IFGP Corporation, an affiliate of Insignia, Insignia and its affiliates succeeded to those asset management and property management duties previously performed by Jacques-Miller.


Item 10.  Executive Compensation

    The Registrant was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1995 or 1994. See Item
12. "Certain Relationships and Related Transactions" below and Note B of the Notes to the Financial Statements for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

    During  December  1995,  the  outstanding  Units  were  cancelled  and   the
Partnership terminated.


Item 12.  Certain Relationships and Related Transactions

    The Registrant was entitled to engage in various transactions involving affiliates of the Managing General Partner. The relationship of the Managing General Partner to its affiliates is set forth in Item 9. The General Partners receive a share of the Registrant's profits and losses. Effective January 1, 1992, affiliates of Insignia assumed day-to-day management services for the Registrant. During 1995 or 1994, Insignia received no fees for its services.

    The General Partners may be reimbursed for their direct expenses relating to offering and administration of the Registrant. Also as a matter of convenience, the General Partners pay certain direct property operating expenses on behalf of the Registrant for which they are reimbursed. During 1995 or 1994, there were no reimbursements to the General Partner.


Item 13.  Exhibits and Reports on Form 8-K

        (a)    Exhibits:  See Exhibit Index contained herein.

        (b) No Reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              JACQUES-MILLER REALTY PARTNERS L.P. III

                              BY:   Jacques-Miller, Inc.
                                    Corporate General Partner



                              BY:   /s/C. David Griffin
                                    C. David Griffin
                                    President and Chief Operating Officer

                              Date: March 14, 1996



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/C. David Griffin          President and Chief Operating       March 14, 1996
C. David Griffin             Officer (Principal Executive
                             Officer)


                                  EXHIBIT INDEX


Exhibit


3        Partnership Agreement  is incorporated by reference to Exhibit A to the
         Prospectus contained in  the   Registrant's  Registration   Statement
         (2-94561) as filed with the Commission pursuant to Rule 424(b) under the Act.

10(a) Advisory Agreement, dated December 30, 1991 between Jacques-Miller Realty Partners L.P. III and Insignia GP Corporation is incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

16 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated September 30, 1992.

22       Subsidiaries:  The Registrant has no subsidiaries.

27       Financial Data Schedule

99       Additional Exhibits:  Not applicable